Form 10QSB
period 2000-03-31
CENTURION COMMUNICATIONS CORP
filed 2000-05-19
CIK 1108211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-29787


                      CENTURION COMMUNICATIONS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

             COLORADO                                84-1414555
    (State or other jurisdiction                (IRS Identification Number)
        of incorporation)

                             16133 Ventura Boulevard
                                    Suite 635
                                Encino, CA 91436
                                 (310) 880-3163
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date:
          1,865,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                      CENTURION COMMUNICATIONS CORPORATION

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................      3

                Statement of Operations ...............................      4

                Statements of Cash Flows ..............................      5

                Notes to Consolidated Financial Statements ............      6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................     9

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................     9

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................     9

   Item 3.      Defaults by the Company on its Senior Securities .......     9

   Item 4.      Results of Votes of Security Holders ...................     9

   Item 5.      Other Information ......................................     9

   Item 6.      Exhibits and Reports on Form 8-K .......................     9

   Signatures .........................................................     10

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                  3 Months
                                                   Ended            Year Ended
                                                (unaudited)          (audited)
                                                -------------     --------------
                                                 March 31,         December 31,
                                                    2000               1999
                                                -------------     --------------
                                     ASSETS

   TOTAL ASSETS                                 $    -            $       -
                                                =============     ==============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   TOTAL LIABILITIES                            $    -            $       -
                                                -------------     --------------


   STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       shares issued and outstanding
       at December 31, 1999 - 9,375                                       9
       at March 31, 2000 - 1,865,000              1,865
     Additional paid-in capital                      -                  923
     Deficit accumulated during the
      development stage                          (1,865))               (932)
                                                -------------     --------------


        TOTAL STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                 -                   -
                                                -------------     --------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                   $    -            $      -
                                                =============     ==============



    The accompanying notes are an integral part of the financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)






                                                         For the Period
                                 For the 3-Months         from May 30,
                                       Ended                  1996
                                     March 31,           (inception) to
                               ----------------------        March 31,
                                   2000       1999            2000
                               ----------   ---------    ---------------
REVENUE                        $     -      $    -       $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES          -           -                   932

                               ----------   ---------    ---------------

LOSS BEFORE TAXES                    -           -                  (932)

PROVISION FOR INCOME TAXES           -           -                   -
                               ----------   ---------    ---------------

NET LOSS                       $     -      $    -       $          (932)
                               ==========   =========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted      $     -      $    -       $        (0.004)
                               ==========   =========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               318,604       9,325            1,865,000
                               ==========   =========    ===============








    The accompanying notes are an integral part of the financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                           For the Period
                                                          from May 30, 1996
                              For the 3-Months Ended       (inception) to
                                    March 31,                March 31,
                              -----------------------     -----------------
                                 2000       1999                2000
                               ----------   ---------      ---------------

CASH USED IN OPERATING
ACTIVITES
   Net Loss                    $      -     $     -        $        (932)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issuance of Common Stock    $      -     $     -        $         932
                               ----------   ---------      ---------------

NET CHANGE IN CASH AND CASH           -           -                  -
EQUIVALENTS

CASH AND CASH EQUIVALENTS -           -           -                  -
beginning of period
                               ----------   ---------      ---------------

CASH AND CASH EQUIVALENTS -
end of period                  $      -     $     -        $         -
                               ==========   ===========    ===============

SUPPLEMENTAL CASH FLOW
INFORMATION:
   Cash paid during the year-
      Interest paid            $      -     $     -        $         -
                               ==========   ===========    ===============

      Income taxes paid        $      -     $     -        $         -
                               ==========   ===========    ===============




      The accompanying notes are an integral part of the financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 (unaudited) AND DECEMBER 31, 1999

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

              Nature of Operations
              --------------------
              Centurion Communications Corporation ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Colorado on May 30, 1996. It is management's objective to seek a merger with an existing operating company.

              Basis of Presentation
              ---------------------
              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

              Use of Estimates
              ----------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Cash and Cash Equivalents
              -------------------------
              The Company considers all highly liquid investments purchased with
              original   maturities   of  three   months  or  less  to  be  cash
              equivalents.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 (unaudited) AND DECEMBER 31, 1999

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Concentration of Credit Risk
              ----------------------------
              From time to time the Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

              Income Taxes
              ------------
              Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

              Loss Per Share
              --------------
              During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

              Comprehensive Income
              --------------------
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2000 and December 31, 1999, and for the period from May 30, 1996 (inception) to March 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 (unaudited) AND DECEMBER 31, 1999

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Impact of Year 2000 Issue
              -------------------------
              As of March 31, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

  NOTE 2 -    RELATED PARTY TRANSACTIONS

              The Company neither owns nor leases any real or personal property. A shareholder provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 3 -      STOCKHOLDERS' EQUITY

               The Company is authorized to issue up to 1,500,000 shares, which includes 1,000,000 shares of common stock at a par value of $0.001 and 500,000 shares of preferred stock at a par value of $0.001.

               The preferred stock is convertible into common stock, with each series par value, convertible features, and rights and preferences to be determined from time-to-time with each series created by the board of directors. As of March 31, 2000, the board of directors has not created any series of preferred stock.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 (unaudited) AND DECEMBER 31, 1999

NOTE 3 -      STOCKHOLDERS' EQUITY (Continued)

               On June 7, 1996, the Company issued 9,325 shares of its $0.001 par value common stock in consideration for $932.50 in cash.

               On  February   21,  2000   Company   restated   its  Articles  of
               Incorporation with the State of Colorado to increase its capitalization from 1,000,000 common shares to 75,000,000 common shares and from 500,000 preferred shares to 10,000,000 preferred shares. There was no change to the par value of the common stock.

               On February 21, 2000, the Company also forward split its common Stock 200:1, thus increasing the number of outstanding common stock shares from 9,325 shares to 1,865,000 shares.

Item 2.
                      CENTURION COMMUNICATIONS CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

      The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de-minimis costs which may occur.

      Farid E. Tannous, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

      In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.


PART II.    Other Information

Item 1.     Legal Proceedings - None.

Item 2.     Changes in the Rights of the Company's Security Holders - None.

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K -

(a)   Exhibits

Exhibit
Number      Description
-------     -----------
27          Financial Data Schedule

(b)   Reports on Form 8-K

            None

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTURION COMMUNICATIONS CORPORATION
                              Registrant



Date: May 18, 2000                /s/ Farid E. Tannous
                               ---------------------------------
                                 Farid E. Tannous
                                 President