Form 10QSB/A
period 2000-03-31
CENTURION COMMUNICATIONS CORP
filed 2000-06-01
CIK 1108211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                  3 Months
                                                   Ended            Year Ended
                                                (unaudited)          (audited)
                                                -------------     --------------
                                                 March 31,         December 31,
                                                    2000               1999
                                                -------------     --------------
                                     ASSETS

   TOTAL ASSETS                                 $    -            $       -
                                                =============     ==============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   TOTAL LIABILITIES                            $    -            $       -
                                                -------------     --------------



   STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       1,865,000 shares issued and
       outstanding at March 31, 2000
       and December 31, 1999, respectively        1,865               1,865
     Additional paid-in capital                    (933)               (933)
     Deficit accumulated during the
      development stage                            (932)               (932)
                                                -------------     --------------


        TOTAL STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                 -                   -
                                                -------------     --------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                   $    -            $      -
                                                =============     ==============



    The accompanying notes are an integral part of the financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)






                                                         For the Period
                                 For the 3-Months         from May 30,
                                       Ended                  1996
                                     March 31,           (inception) to
                               ----------------------        March 31,
                                   2000       1999            2000
                               ----------   ---------    ---------------
REVENUE                        $     -      $    -       $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES          -           -                   932

                               ----------   ---------    ---------------

LOSS BEFORE TAXES                    -           -                  (932)

PROVISION FOR INCOME TAXES           -           -                   -
                               ----------   ---------    ---------------

NET LOSS                       $     -      $    -       $          (932)
                               ==========   =========    ===============


NET LOSS PER COMMON
SHARE - basic and diluted      $     -      $    -       $         (0.00)
                               ==========   =========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,865,000   1,865,000          1,865,000
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

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K -

(a)   Exhibits

Exhibit
Number      Description
-------     -----------
27          Financial Data Schedule *

               * previously filed

(b)   Reports on Form 8-K

            None

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTURION COMMUNICATIONS CORPORATION
                              Registrant


Amendment No. 1
Date: June 1, 2000                /s/ Farid E. Tannous
                               ---------------------------------
                                 Farid E. Tannous
                                 President