Form 10QSB
period 2000-06-30
CENTURION COMMUNICATIONS CORP
filed 2000-08-16
CIK 1108211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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


                         9601 Wilshire Blvd., Suite 620
                            Beverly Hills, CA 90210
                                 (310) 880-3163
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                             16133 Ventura Boulevard
                                    Suite 635
                                Encino, CA 91436
                 (Former Address, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of August 14, 2000 - 1,865,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                      CENTURION COMMUNICATIONS CORPORATION

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................      3

                Statement of Operations ...............................      4

                Statements of Cash Flows ..............................      5

                Notes to Consolidated Financial Statements ............      6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................    10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................    10

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................    10

   Item 3.      Defaults by the Company on its Senior Securities .......    10

   Item 4.      Results of Votes of Security Holders ...................    10

   Item 5.      Other Information ......................................    10

   Item 6.      Exhibits and Reports on Form 8-K .......................    10

   Signatures .........................................................     11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                   June, 30         December 31,
                                                    2000               1999
                                                -------------     --------------
                                                (unaudited)          (audited)

                                     ASSETS

   TOTAL ASSETS                                 $    -            $       -
                                                =============     ==============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   TOTAL LIABILITIES                            $    -            $       -
                                                -------------     --------------


   STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       1,865,000 shares issued and
       outstanding at June 30, 2000
       and December 31, 1999, respectively        1,865               1,865
     Additional paid-in capital                    (933)               (933)
     Deficit accumulated during the
      development stage                            (932)               (932)
                                                -------------     --------------


        TOTAL STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                 -                   -
                                                -------------     --------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                   $    -            $      -
                                                =============     ==============



    The accompanying notes are an integral part of the financial statements.


                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                    For the Period
                                 For the 3-Months           For the 6-Months          from May 30,
                                       Ended                      Ended                   1996
                                     June 30,                   June 30,            (inception) to
                               ----------------------     ----------------------         June 30,
                                   2000       1999            2000       1999             2000
                               ----------   ---------     ----------   ---------     ---------------
REVENUE                        $     -      $    -        $     -      $    -        $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES          -           -              -           -                    932

                               ----------   ---------     ----------   ---------     ---------------

LOSS BEFORE TAXES                    -           -              -           -                   (932)

PROVISION FOR INCOME TAXES           -           -              -           -                    -
                               ----------   ---------     ----------   ---------     ---------------

NET LOSS                       $     -      $    -        $     -      $    -        $          (932)
                               ==========   =========     ==========   =========     ===============

NET LOSS PER COMMON
SHARE - basic and diluted      $     -      $    -        $     -      $    -        $         (0.00)
                               ==========   =========     ==========   =========     ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,865,000   1,865,000      1,865,000   1,865,000           1,865,000
                               ==========   =========     ==========   =========     ===============





    The accompanying notes are an integral part of the financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                           For the Period
                                                          from May 30, 1996
                              For the 6-Months Ended       (inception) to
                                      June 30,                June 30,
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

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

              Comprehensive Income
              --------------------

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000 and December 31, 1999, and for the period from May 30, 1996 (inception) to June 30, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Impact of Year 2000 Issue
              -------------------------
              As of June 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

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

               The preferred stock is convertible into common stock, with each series par value, convertible features, and rights and preferences to be determined from time-to-time with each series created by the board of directors. As of June 30, 2000, the board of directors has not created any series of preferred stock.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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



                              CENTURION COMMUNICATIONS CORPORATION
                              Registrant



Date: August 16, 2000            /s/ Farid E. Tannous
                               ---------------------------------
                                 Farid E. Tannous
                                 President