Form 10QSB
period 2000-09-30
CENTURION COMMUNICATIONS CORP
filed 2000-11-15
CIK 1108211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of November 14, 2000 - 1,865,000 shares of Common Stock, $.001 par value per share.

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

                                                September, 30       December 31,
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
       1,865,000 shares issued and
       outstanding at September 30, 2000
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


                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                    For the Period
                                 For the 3-Months           For the 9-Months         from May 30,
                                       Ended                      Ended                   1996
                                  September 30,               September 30,         (inception) to
                               ----------------------     ----------------------      September 30,
                                   2000       1999            2000       1999             2000
                               ----------   ---------     ----------   ---------     ---------------
REVENUE                        $     -      $    -        $     -      $    -        $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES          -           -              -           -                    932

                               ----------   ---------     ----------   ---------     ---------------

LOSS BEFORE TAXES                    -           -              -           -                   (932)

PROVISION FOR INCOME TAXES           -           -              -           -                    -
                               ----------   ---------     ----------   ---------     ---------------

NET LOSS                       $     -      $    -        $     -      $    -        $          (932)
                               ==========   =========     ==========   =========     ===============

NET LOSS PER COMMON
SHARE - basic and diluted      $     -      $    -        $     -      $    -        $         (0.00)
                               ==========   =========     ==========   =========     ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               1,865,000   1,865,000      1,865,000   1,865,000           1,865,000
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

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           For the Period
                                                          from May 30, 1996
                              For the 9-Months Ended       (inception) to
                                    September 30,           September 30,
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

              Comprehensive Income
              --------------------

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000 and December 31, 1999, and for the period from May 30, 1996 (inception) to September 30, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                      CENTURION COMMUNICATIONS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

  NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Impact of Year 2000 Issue
              -------------------------
              As of September 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

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

               The preferred stock is convertible into common stock, with each series par value, convertible features, and rights and preferences to be determined from time-to-time with each series created by the board of directors. As of September 30, 2000, the board of directors has not created any series of preferred stock.

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

            None
                                      10




                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTURION COMMUNICATIONS CORPORATION
                              Registrant



Date: November 14, 2000         /s/ Farid E. Tannous
                               ---------------------------------
                                 Farid E. Tannous
                                 President



